Form 10-Q
period 2013-03-31
APEX 6 INC.
filed 2013-04-15
CIK 1554864

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2013
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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 15, 2013, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APEX 6 INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2013
AND FOR THE PERIOD FROM JULY 19, 2012
(DATE OF INCEPTION) TO MARCH 31, 2013

Contents

PAGE
Financial Statements

Balance Sheet as of March 31, 2013 and December 31, 2012	6

Statement of Operations For the three months ended March 31, 2013 For the cumulative period from inception (July 19, 2012) to March 31, 2013	7

Statement of Cash Flows For the three months ended March 31, 2013 For the cumulative period from inception (July 19, 2012) to March 31, 2013	8

Notes to Financial Statements	9

APEX 6 Inc.
(A Development Stage Company)
Balance Sheet

	March 31,	December 31,
	2013	2012
ASSETS

Current Assets

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Due to related party	$1,000	$1,000
Accounts Payable	500	-
Total Current Liabilities	1,500	1,000

TOTAL LIABILITIES	1,500	1,000

Shareholders' Equity
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	1,000	1,000
Deficit during Development Stage	(2,500)	(2,000)

Total Stockholders’ Equity (Deficit)	(1,500)	(1,000)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Notes to Financial Statements

APEX 6 Inc.
(A Development Stage Company)
Statements of Operations

	Three Months Ended March 31, 2013	July 19, 2012 (inception) through March 31, 2013

Revenues

Revenues	$-	$-

Total Revenues	-	-

General & Administrative Expenses

Organization and related expenses	500	2,500

Total General & Administrative Expenses	500	2,500

Net Loss	$(500)	$(2,500)
Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements

APEX 6 Inc.
(A Development Stage Company)
Statement of Cash flows

	Three Months Ended March 31, 2013	July 19, 2012 (inception) through March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(500)	$(2,500)
Changes in accounts payable	500	500
Changes in working capital	-	1,000

Net cash provided by (used in) operating activities	-	(1,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party		1,000
Net cash provided by (used in) financing activities	-	1,000

Net increase (decrease) in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to founder for services rendered	-	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements

APEX 6 Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Period from July 19, 2012 (inception) to March 31, 2013

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred Income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2013.

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

NOTE 4. RELATED PARTY TRANSACTIONS

An officer and director of the Company has performed services for the Company during the period the value of which was $1000, in exchange for 10,000,000 shares of common stock. During the period an officer and director of the Company paid $1000 for general and administrative expenses.

NOTE 5.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2013.

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended March 31, 2013.

10

NOTE 7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including April 15, 2013. which is the date the statements were available for issuance and determined there are no reportable subsequent events.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation	(i)	10		3.1	08/06/2012
3.2	By-Laws	(ii)	10		3.2	08/06/2012
4.1	Specimen Stock Certificate	(iii)	10		4.1	08/06/2012
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 6, INC.

Dated: April 15, 2013

By: /s/ Richard Chiang Richard Chiang, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

